Form 10-Q
period 2026-09-30
Sinda Ltd.
filed 2026-11-02
CIK 2096861

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2026, there were 158,790,885 shares of Sinda Ltd.’s common stock, par value $0.0001 per share, outstanding.

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

•
our dependence on the Sinda Property (as defined below) for our future operating revenues;

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

•
the timing, cost and results of our Phase II drilling campaign, Caracol site preparation activities (including the exploration decline portal and waste rock storage facility), underground exploration and development, and engineering and technical studies, including any Initial Assessment or Pre-Feasibility Study;

•
our anticipated use of the net proceeds from our IPO and the Concurrent Placement;

•
the increased costs of operating as a public company, including related general and administrative expenses;

•
our ability to recover value-added tax receivables in Mexico, and the timing of any recovery;

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

•
macroeconomic conditions, including inflation, interest rates and disruptions to global trade, including trade between the United States and Mexico, as well as global geopolitical conflicts, including the conflict involving the United States and Iran and disruptions in the Strait of Hormuz;

•
our exposure to material costs, liabilities and obligations as a result of environmental laws and regulations and permits, including in connection with water treatment and tailings management;

•
political, economic or other conditions in Mexico;

•
the impacts of changes in the legal and regulatory environment in which we operate, including relating to state, regional, national, domestic and foreign laws, such as amendments to the Federal Rights Law (Ley Federal de Derechos) and change in Mexican environmental and water laws and regulations, and changes in tax laws or their interpretation in the United States and Mexico, including as a result of our redomiciliation to Delaware; and

•
climate strategy and expectations regarding greenhouse gas emission targets and related operating costs and capital expenditures.

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

PART I—FINANCIAL INFORMATION

Item 1.
Unaudited Condensed Consolidated Financial Statements.

Sinda Ltd.

Unaudited Condensed Consolidated Balance Sheets
As of September 30, 2026 and December 31, 2025
(In U.S. dollars)

Assets	Notes	As of September 30, 2026	As of December 31, 2025
Current assets:
Cash and cash equivalents		$305,582,739	$10,804,841
Interest receivable		850,232	-
Prepaid expenses	3	1,103,692	143,035
Other current assets		76,798	94,115
Total current assets		307,613,461	11,041,991
VAT receivable – net	4	5,177,500	2,293,878
Property, plant and equipment - net		5,052,542	4,986,976
Exploration assets		4,616,378	4,616,378
Operating lease right-of-use asset - net		1,088,854	722,155
Other assets		82,377	25,261

Total		$323,631,112	$23,686,639

Liabilities and Stockholders’ equity
Current liabilities:
Accounts payable	5	$9,414,191	$2,079,887
Accrued expenses		1,374,203	225,158
Accounts payable to related party	8	72,790	122,546
Current portion of operating lease liabilities		62,232	121,831
Accrued payroll withholding taxes		94,830	115,071
Total current liabilities		11,018,246	2,664,493
Operating lease liabilities		988,915	622,126
Labor obligations		110,267	85,599
Total liabilities		12,117,428	3,372,218

Commitments and contingencies	12

Stockholders’ equity

Ordinary shares / shares of common stock - $0.0001 par value, 3,500,000,000 shares of common stock authorized; 158,790,885 shares of common stock issued and outstanding as of September 30, 2026. Ordinary shares - $0.0001 par value, 500,000,000 ordinary shares authorized, 128,136,859 ordinary shares issued and outstanding as of December 31, 2025.	6	$15,879	$12,814
Additional paid-in capital	6	475,877,119	141,454,897
Stock subscriptions received but not issued		-	100,009
Accumulated deficit		(164,379,314)	(121,253,299)
Total stockholders’ equity		311,513,684	20,314,421

Total		$323,631,112	$23,686,639

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

Sinda Ltd.

Unaudited Condensed Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2026 and 2025
(In U.S. dollars)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Notes	2026	2025	2026	2025
Operating expenses:
Exploration expenses		$10,134,282	$1,301,205	$24,446,560	$2,788,938
General and administrative expenses (including expenses with related parties, see note 8)		6,862,600	1,350,008	20,932,272	4,464,091
Total operating expenses		16,996,882	2,651,213	45,378,832	7,253,029

Other income (expense), net		2	-	60	15,183
Interest expense with related parties		-	-	-	(265,632)
Interest income		2,244,660	1,165	2,349,815	1,316
Foreign exchange gain (loss) – net		(134,453)	(128,903)	(97,058)	(40,478)
Total other income (expense), net		2,110,209	(127,738)	2,252,817	(289,611)

Net loss before income taxes		(14,886,673)	(2,778,951)	(43,126,015)	(7,542,640)

Income tax	9	-	-	-	-

Net loss	10	$(14,886,673)	$(2,778,951)	$(43,126,015)	$(7,542,640)

Loss per share
Basic and diluted	11	$(0.10)	$(0.02)	$(0.31)	$(0.06)

Weighted average shares outstanding
Basic and diluted		156,227,778	119,280,248	139,174,646	119,280,248

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

Sinda Ltd.

Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity
For the Three and Nine Months Ended September 30, 2026 and 2025
(In U.S. dollars)

	Notes	Common Stock		Additional Paid-in Capital	Stock subscriptions Received but not issued	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount

Balance as of December 31, 2025		128,136,859	$12,814	$141,454,897	$100,009	$(121,253,299)	$20,314,421
Issuance of shares, net	6	3,028,744	303	14,840,543	-	-	14,840,846
Stock subscriptions issued		20,410	2	100,007	(100,009)	-	-
Share-based compensation	7	-	-	2,645,164	-	-	2,645,164
Net loss		-	-	-	-	(11,623,140)	(11,623,140)
Balance as of March 31, 2026		131,186,013	$13,119	$159,040,611	$-	$(132,876,439)	$26,177,291
Issuance of shares, net	6	17,750,000	1,775	192,944,105	-	-	192,945,880
Share-based compensation	7	-	-	4,371,965	-	-	4,371,965
Net loss		-	-	-	-	(16,616,202)	(16,616,202)
Balance as of June 30, 2026		148,936,013	$14,894	$356,356,681	$-	$(149,492,641)	$206,878,934
Issuance of shares, net	6	9,854,872	985	116,648,603	-	-	116,649,588
Share-based compensation	7	-	-	2,871,835	-	-	2,871,835
Net loss		-	-	-	-	(14,886,673)	(14,886,673)
Balance as of September 30, 2026		158,790,885	$15,879	$475,877,119	$-	$(164,379,314)	$311,513,684

	Notes	Ordinary Shares		Class A Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
		Shares	Amount	Shares	Amount

Balance as of December 31, 2024		104,994,535	$10,500	14,285,713	$1,428	$105,625,546	$(102,558,440)	$3,079,034
Share-based compensation		-	-	-	-	533,952	-	533,952
Net loss		-	-	-	-	-	(2,602,966)	(2,602,966)
Balance as of March 31, 2025		104,994,535	$10,500	14,285,713	$1,428	$106,159,498	$(105,161,406)	$1,010,020
Share-based compensation		-	-	-	-	267,180	-	267,180
Net loss		-	-	-	-	-	(2,160,723)	(2,160,723)
Balance as of June 30, 2025		104,994,535	$10,500	14,285,713	$1,428	$106,426,678	$(107,322,129)	$(883,523)
Share-based compensation		-	-	-	-	267,180	-	267,180
Net loss		-	-	-	-	-	(2,778,951)	(2,778,951)
Balance as of September 30, 2025		104,994,535	$10,500	14,285,713	$1,428	$106,693,858	$(110,101,080)	$(3,395,294)

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

Sinda Ltd.

Unaudited Condensed Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2026 and 2025
(In U.S. dollars)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(43,126,015)	$(7,542,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	254,482	245,320
Share-based compensation	9,888,964	1,068,312
Non-cash operating lease expense	141,964	-
Interest expense	-	265,632

Changes in operating assets and liabilities:
Interest receivable	(850,232)	-
Prepaid expenses	(960,657)	(23,148)
Other current assets	17,317	(624,269)
VAT Receivable	(2,883,622)	(456,032)
Other assets	(57,116)	3,316
Accounts payable	3,435,525	86,567
Accrued expenses	1,149,045	(399,980)
Labor obligations	24,668	-
Operating lease liabilities	(201,474)	-
Accounts payable to related party	(49,756)	(255,834)
Accrued payroll withholding taxes	(20,241)	(30,806)
Net cash used in operating activities	(33,237,148)	(7,663,562)

Cash flows from investing activities:
Additions to property, plant and equipment	(320,048)	(31,665)
Net cash used in investing activities	(320,048)	(31,665)

Cash flows from financing activities:
Proceeds from convertible long-term debt with related parties	-	7,650,000
Issuance of shares	328,335,094	-
Net cash provided by financing activities	328,335,094	7,650,000

Cash:
Net increase (decrease) for the period	294,777,898	(45,227)
Beginning of period	10,804,841	978,068

End of period	$305,582,739	$932,841

Non-cash activities:
Accrued liability for offering costs	$3,898,780	$-
Operating lease liabilities arising from obtaining right to use asset	$366,699	$58,209

See accompanying notes to these Unaudited Condensed Consolidated Financial Statements.

Sinda Ltd.

Notes to Unaudited Condensed Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2026 and 2025
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

In the opinion of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to fairly state the Company’s financial position as of September 30, 2026, and the results of operations and cash flows for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such regulations. Accordingly, the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements and notes as of December 31, 2025.

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

The Company reports an accumulated deficit of $164,379,314 and $121,253,299 as of September 30, 2026 and December 31, 2025, respectively and incurred a net loss of $14,886,673 and $2,778,951 for the three months ended September 30, 2026 and 2025 and $43,126,015 and $7,542,640 for the nine months ended September 30, 2026 and 2025. Absent the ability to generate positive cash flows from operations, the Company’s continued funding is entirely dependent on additional debt from related parties and the issuance of additional shares of common stock to fund its activities.

As discussed in Note 6, on June 29, 2026 the Company completed an initial public offering of shares generating net proceeds of approximately $192.9 million after deducting underwriter discounts and other offering costs. On July 15, 2026, underwriters partially exercised their Overallotment Option (as defined below), purchasing 1,915,328 additional shares of common stock at $12.00 per share for net proceeds of approximately $21.4 million; and on July 27, 2026, the Company issued 7,939,544 shares of common stock to Fresnillo plc at $12.00 per share for net proceeds of approximately $95.0 million. In addition, the Company’s controlling stockholder has confirmed its commitment to fund current operations and pay obligations, if needed, as they become due for a period of at least twelve months following the issuance date of these Unaudited Condensed Consolidated Financial Statements. The Unaudited Condensed Consolidated Financial Statements do not include any adjustments relating to the recoverability and classification of recognized asset amounts or the amounts and classification of liabilities that might result from the outcome of these matters.

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

In May 2023, the Mexican government enacted a decree amending several provisions of the Mining Law (“Ley de Minería”). The bill introduces substantial changes to mining legislation to promote environmental protection, prioritize the rights and interests of indigenous and Afro-Mexican peoples and communities, and enforce stricter regulation of mining concessions. The Company filed a preemptive and cautionary federal constitutional litigation (“Amparo Proceeding”) against the Mining Law to defend its original and long-term rights. The only portions of the new Mining Law that may impact the Company operations are changes to the original term of the mining concessions and restrictions to exploring and procuring mining waters in certain natural protected zones. As a result of the new Mining Law, the terms of the Company’s mining concessions were reduced from 78-85 years to 58 years. The terms of these concessions can be extended another 25 years through a public tender. There have been several appeals initiated against the bill. The Supreme Court of Mexico has been reviewing these appeals but has not issued a definitive resolution yet. The Company does not believe that the Mining Law will have a material impact on its current or future operations.

2.
Significant accounting policies

Accounting pronouncements pending adoption

There have been no new proposed or adopted accounting pronouncements applicable to the Company since those described in the Company’s audited annual consolidated financial statements as of and for the year ended December 31, 2025.

3.
Prepaid expenses

As of September 30, 2026 and December 31, 2025, the prepaid expenses are as follows:

	As of September 30, 2026	As of December 31, 2025

Prepaid insurance premiums	$816,506	$-
Other prepaid expenses	287,186	143,035

Total	$1,103,692	$143,035

4.
VAT receivable - net

As of September 30, 2026 and December 31, 2025, the VAT receivable are as follows:

	As of September 30, 2026	As of December 31, 2025

VAT receivable	$12,273,416	$8,790,906
Allowance for the uncollectible VAT receivable	(7,095,916)	(6,497,028)

Total	$5,177,500	$2,293,878

A reconciliation for Allowance of the uncollectible VAT receivable are as follows:

Balance as of December 31, 2025 and 2024	$6,497,028	$6,497,028
Provision for expected uncollectible VAT receivable	598,888	-
Balance as of September 30, 2026 and 2025	$7,095,916	$6,497,028

5.
Accounts payable

As of September 30, 2026 and December 31, 2025, the accounts payable are as follows:

	As of September 30, 2026	As of December 31, 2025

Drilling services	$3,862,962	$1,144,879
Legal fees	4,196,330	-
Other vendors	1,354,899	935,008

Total	$9,414,191	$2,079,887

6.
Stockholders’ equity

The Company’s capital stock as of September 30, 2026 and December 31, 2025 is as follows:

	2026		2025
	Number of shares	Amounts in USD	Number of shares	Amounts in USD
Ordinary Shares	158,790,885	$15,879	128,136,859	$12,814

Total	158,790,885	$15,879	128,136,859	$12,814

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

On July 15, 2026, underwriters partially exercised their IPO over-allotment option, purchasing 1,915,328 additional shares of common stock at $12.00 per share for net proceeds of approximately $21.4 million.

On July 27, 2026, as part of an offering that was completed concurrent to the IPO process, the Company issued 7,939,544 shares of common stock to Fresnillo plc at $12.00 per share for net proceeds of approximately $95.0 million.

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

7.
Stock-based compensation

On June 23, 2026, the Board of Directors approved an amendment to the Amended and Restated 2020 Long Term Incentive Plan (as amended the “LTIP”) to increase the number of shares of common stock available for future awards. Following the amendment, a total of 22,922,341 shares are authorized for issuance under the plan, subject to certain annual adjustments. The amendment did not modify any outstanding awards and had no impact on the Company's share-based compensation expense.

Stock options

Stock options granted under the LTIP generally have a contractual term of 10 years and entitle the holder to purchase one share of common stock. The options granted to employees and consultants have varying vesting schedules, subject to the Optionee’s Continuous Service (each as defined in the LTIP).

On June 29, 2026, the Company granted 2,153,150 stock options to employees and consultants under the LTIP with an exercise price of $12.00 per share. These options have a contractual term of 10 years and entitle the holder to purchase one share of common stock at the exercise price. The options awarded vest 25% annually on each anniversary of the June 29, 2026 grant date subject to the Optionee’s Continuous Service. One hundred percent (100%) of the options will vest upon a change in control, as defined in the LTIP. The fair value of the options granted on June 29, 2026, was estimated on the grant date using the Black-Scholes option-pricing model.

A summary of the stock option activity under the LTIP for the nine months ended September 30, 2026 and for the year ended December 31, 2025 is presented below:

	Number of options	Weighted average exercise price	Grant-date fair value	Weighted average remaining contractual term (in years)
Outstanding as of December 31, 2025	11,773,851	2.92	17,570,565	5.7
Granted	2,153,150	12.00	16,385,472	10.00
Outstanding as of September 30, 2026	13,927,001	4.33	33,956,037	5.7

Vested as of December 31, 2025	8,743,081	2.46	10,164,746	4.8
Vested as of September 30, 2026	10,767,851	2.74	14,248,085	4.6

For the three months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense from the options of $1,325,074 and $267,180, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recognized share-based compensation expense from the options of $3,933,920 and $1,068,312, respectively.

Restricted Stock Units

A summary of outstanding restricted stock units as of September 30, 2026, and activity during the nine months then ended, is as follows:

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

On June 29, 2026, at the completion of the IPO, 868,250 restricted stock units vested. As of September 30, 2026, the shares of common stock associated with these awards had not been issued.

	Number of Awards	Weighted-Average Grant-Date Fair Value Per Award	Aggregate Intrinsic Value
Outstanding as of December 31, 2025	1,256,500	$4.90	$6,156,850
Granted	1,619,820	$12.00	$19,437,840
Vested	(868,250)	$4.90	$(4,254,425)
Outstanding as of September 30, 2026	2,008,070	$10.63	$21,340,265

For the three months ended September 30, 2026 and 2025, the Company recognized expense for restricted stock units of $1,546,761 and zero, respectively.

For the nine months ended September 30, 2026 and 2025, the Company recognized expense for restricted stock units of $5,955,044 and zero, respectively.

8.
Transactions with related parties

Effective January 1, 2019, the Company entered into a related-party management services agreement with The Electrum Group LLC, the investment adviser for Electrum Global Holdings L.P. Pursuant to the management services agreement, The Electrum Group LLC will provide various operational, accounting and administrative services to the Company and will charge the Company based on the actual time spent by its employees or consultants at agreed upon rates. The Electrum Group LLC will also charge the Company for all reasonable out-of-pocket expenses for work related to this agreement. For the three months ended September 30, 2026 and 2025, the expenses related to this agreement amounted to $67,623 and zero, respectively. For the nine months ended September 30, 2026 and 2025, the expenses related to this agreement amounted to $72,790 and $56,372, respectively.

For the nine months ended September 30, 2025, the interest expense accrued under the convertible long-term debt with related parties amounted to $181,699 and $83,933 under the term loan agreements with Electrum Strategic Opportunities Fund II L.P. and Electrum Global Holdings L.P., respectively.

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

The Company’s effective income tax rate for the three and nine months ended September 30, 2026 is zero. The effective income tax rate is expected to continue to differ from the statutory income tax rate mainly from a full valuation allowance recognized against deferred tax assets, as management does not expect those assets to be realized while the Company remains in the exploration stage.

10.
Segment reporting

Management has determined that the Company operates and reports in a single operating segment, which currently focuses on the exploration of the mining properties for which the Company has either title to the concession or contractual exploration rights. Since the Company is in the exploration stage, it has not recognized any revenue.

The Company's Chief Operating Decision Maker (“CODM”) is the Company’s Country Manager. The CODM manages the exploration operations based on costs and expenses that are directly attributable to the mine exploration activity, and regularly reviews expenses not related with the exploration activity, such as corporate expenditures, with the purpose of assessing the Company’s performance and determining the needs for allocating resources.

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

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2026	2025	2026	2025
	Exploration Segment	Exploration Segment	Exploration Segment	Exploration Segment
Drilling and other exploration-related costs(1)	$7,590,691	$1,123,832	$19,122,647	$2,152,678
Machinery rental	1,956,885	150,684	4,711,059	371,537
Professional services(1)	2,786,100	289,256	6,625,504	1,768,073
Depreciation and amortization	108,569	80,769	319,175	245,320
Other administrative expenses(1) (2)	1,457,386	739,492	4,112,595	1,647,109
Share-based compensation expense	2,871,835	267,180	9,888,964	1,068,312
Allowance for the uncollectible VAT receivable	225,416	-	598,888	-
Interest expense with related parties	-	-	-	265,632
Interest income	(2,244,660)	(1,165)	(2,349,815)	(1,316)
Other segment items(3)	134,451	128,903	96,998	25,295
Consolidated net loss before income taxes	$14,886,673	$2,778,951	$43,126,015	$7,542,640

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

11.       Earnings per share

The calculated basic and diluted earnings per share for the three and nine months ended September 30, 2026 and 2025 were as follows:

	For the three-month period ended September 30, 2026
	Ordinary Shares	Total

Net loss	$(14,886,673)	$(14,886,673)
Weighted average number shares - basic and diluted	156,227,778	156,227,778
Net loss per share – basic and diluted	(0.10)	(0.10)

	For the nine-month period ended September 30, 2026
	Ordinary Shares	Total

Net loss	$(43,126,015)	$(43,126,015)
Weighted average number shares - basic and diluted	139,174,646	139,174,646
Net loss per share – basic and diluted	(0.31)	(0.31)

	For the three-month period ended September 30, 2025
	Ordinary Shares	Class A Ordinary Shares	Total

Net loss	$(2,446,127)	$(332,824)	$(2,778,951)
Weighted average number shares - basic and diluted	104,994,535	14,285,713	119,280,248
Net loss per share – basic and diluted	(0.02)	(0.02)	(0.02)

	For the nine-month period ended September 30, 2025
	Ordinary Shares	Class A Ordinary Shares	Total

Net loss	$(6,639,289)	$(903,351)	$(7,542,640)
Weighted average number shares - basic and diluted	104,994,535	14,285,713	119,280,248
Net loss per share – basic and diluted	(0.06)	(0.06)	(0.06)

12.
Commitments and contingencies

The government of Mexico requires payment of mining taxes on each concession and also requires a minimum work commitment to be carried out in order to keep the mining concessions in good standing. The annual payment for mining taxes is approximately $135,000 and the annual minimum work commitment is approximately $951,000. Such amounts are subject to annual inflation adjustments. As of September 30, 2026 and December 31, 2025, the Company had satisfied these commitments.

During 2024, the Company entered into a contract with a law firm for advisory services related to land matters. Under the terms of the contract, the law firm will be paid a success fee for the successful execution of land access agreements with individual parcel holders and an ejido. The maximum success fee is $305,000 plus VAT.

13.
Subsequent events

The Company has evaluated events subsequent to September 30, 2026, to assess the need for potential recognition or disclosure in the accompanying financial statements. Such events were evaluated through November 2, 2026, the date the financial statements were available to issue and there were not any events identified.

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

Company Overview

Sinda Ltd. (the “Company” or “Sinda”) is an exploration-stage company formed to acquire, explore and develop mineral concessions in Mexico, where substantially all of its assets are located and where substantially all of its operations occur. Through SNDA Exploración, S. de R.L. de C.V. (“SNDA Exploración”), the Company holds, or has exploration and exploitation rights on, five contiguous mining concessions covering a large-scale, high-grade, silver-gold greenfield discovery located in the historic Guanajuato epithermal silver belt of Mexico (the “Sinda Property” or the “Project”) that the Company believes has the potential to be a globally significant mining operation. According to the Sinda Technical Report Summary and the addendum thereto included as Exhibit 96.1 and Exhibit 96.2 of our Registration Statement on Form S-1/A (File No. 333-296567), filed with the SEC on June 24, 2026 (the “IPO Registration Statement”), as of November 24, 2025, the Project boasts an estimated 369 million silver-equivalent ounces of Inferred Mineral Resources and approximately 16 million silver-equivalent ounces of Indicated Mineral Resources, placing it among the top notable underground primary silver assets in Latin America. The Mineral Resource estimate for the Project is based on an estimated average resource grade of 386 silver-equivalent grams per tonne of mineralized material for Inferred Mineral Resources and 692 silver-equivalent grams per tonne of mineralized material for Indicated Mineral Resources.

Recent Developments

Initial Public Offering and Concurrent Placement

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

Exploration Update

During the third quarter of 2026, Sinda continued to advance its exploration and project development activities, achieving significant progress in both its Phase II drilling campaign and site preparation works at Caracol.

Phase II Exploration Drilling: The Phase II drilling campaign continued to progress, with a total of 31,158 meters drilled during the quarter. The program remains focused on resource expansion, infill drilling, and further evaluation of the mineralized systems, supporting future resource updates and the project's long-term development strategy.

Caracol Site Preparation: Earthworks commenced in September 2026, marking an important milestone in the preparation for underground development. Activities included preparation of the exploration decline portal and Waste Rock Storage Facility (WRSF). By quarter-end, 6,564 m³ of material had been moved, with initial activities concentrated on the portal area and progressively extending into the waste rock storage area.

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

Results of Operations

Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025

For the three months ended September 30, 2026, we experienced a net loss of $14.9 million compared to a net loss of $2.8 million for the three months ended September 30, 2025. The $12.1 million increase in net loss was primarily attributable to the following:

•
Exploration expenses increased to $10.1 million for the three months ended September 30, 2026, compared to $1.3 million for the three months ended September 30, 2025, primarily due to an increase in expenses related to our infill and exploration drilling campaign that began in October 2025.

•
General and administrative expenses increased to $6.9 million for the three months ended September 30, 2026, compared to $1.4 million for the three months ended September 30, 2025, primarily due to an increase in share-based compensation expense, higher management personnel costs, and higher professional fees related to being a publicly listed company.

Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025

For the nine months ended September 30, 2026, we experienced a net loss of $43.1 million compared to a net loss of $7.5 million for the nine months ended September 30, 2025. The $35.6 million increase in net loss was primarily attributable to the following:

•
Exploration expenses increased to $24.4 million for the nine months ended September 30, 2026, compared to $2.8 million for the nine months ended September 30, 2025, primarily due to an increase in expenses related to our infill and exploration drilling campaign that began in October 2025.

•
General and administrative expenses (including expenses with related parties) increased to $20.9 million for the nine months ended September 30, 2026, compared to $4.5 million for the nine months ended September 30, 2025, primarily due to an increase in share-based compensation expense, higher management personnel costs, and higher professional fees related to being a publicly listed company.

Liquidity and Capital Resources

As of September 30, 2026, the Company had cash resources comprising cash and cash equivalents totaling approximately $305.6 million.

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

Cash Flows

Cash increased during the nine months ended September 30, 2026 by $294.8 million compared to no change in cash during the nine months ended September 30, 2025. The sources and uses of cash for the periods are described below.

Operating Activities

Net cash used in operating activities was $33.2 million for the nine months ended September 30, 2026, as compared to $7.7 million for the nine months ended September 30, 2025, with the increase in 2026 being primarily the result of higher exploration costs for the drilling campaign that began in October 2025 and higher management and professional service costs.

Investing Activities

Net cash used in investing activities was $0.3 million for the nine months ended September 30, 2026, as compared to $0.0 million for the nine months ended September 30, 2025. The increase was primarily driven by an increase in fixed asset purchases during the nine months ended September 30, 2026.

Financing Activities

Net cash provided by financing activities was $328.3 million for the nine months ended September 30, 2026, as compared to $7.7 million for the nine months ended September 30, 2025. The $320.7 million increase was primarily driven by the net proceeds of approximately $219.5 million from the IPO after deducting underwriter fees, gross proceeds of $95.3 from the sale of stock to Fresnillo, payment of $1.2 million in direct offering costs, and proceeds of $14.9 million for the private placement completed during the first quarter of 2026, compared to $7.7 million in proceeds from convertible long-term debt received in the nine months ended September 30, 2025.

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

The VAT refund process in Mexico requires a significant amount of information and follow-up with the tax authorities; consequently, the timing of collection of VAT receivables is uncertain. The allowance for uncollectible VAT receivable balance amounts to $7.1 million as of September 30, 2026. This estimate is based on the VAT amounts that were initially denied by the tax authority for the years 2015 through 2021. We continue to estimate, based on historical patterns, that the tax authority will continue rejecting a percentage of our refund requests.

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

Item 4.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026. On the basis of this review and the participation and supervision of our principal executive officer and our principal financial officer, we concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Quarterly Report on Form 10-Q due to the previously disclosed material weakness in our internal control over financial reporting, as further described below. However, our management, including our principal executive officer and our principal financial officer, has concluded that, notwithstanding the identified material weakness in our internal control over financial reporting, the consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

As previously disclosed, we have identified material weaknesses in our internal control over financial reporting related primarily to (i) insufficient entity-level controls to maintain a control environment, risk assessment process and monitoring controls and activities to ascertain whether the components of internal control are present and functioning; (ii) insufficient design and implementation of information technology controls; (iii) lack of segregation of duties in treasury activities; and (iv) material deficiencies in the support and estimation of value-added tax receivable reserves, which resulted in a material adjustment to the VAT valuation allowance. The material weaknesses could result in misstatements of the consolidated financial statements or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Item 1A.
 Risk Factors.

There have been no material changes from the risk factors set forth under the heading “Risk Factors” in our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2026, except as described below.

Our exploration activities, projected development timelines, and ability to raise necessary capital may be materially and adversely affected by global geopolitical conflicts and macro energy inflation.

We are an exploration-stage mining company, and our operations are inherently speculative and capital-intensive. We depend entirely on public and private capital markets to finance our mineral exploration programs. Heightened global geopolitical tensions, including the conflict involving the United States and Iran, and disruptions in the Strait of Hormuz, have caused significant financial market volatility. Prolonged instability could depress investor risk tolerance, constrain liquidity in the public markets, or increase our cost of capital, potentially preventing us from securing the financing required to maintain our property concessions or execute our drilling schedules.

Additionally, these geopolitical tensions have driven, and may continue to drive, significant inflation in the global commodity and energy markets. Although we do not yet operate extraction facilities, our exploration activities rely heavily on third-party drilling contractors, heavy machinery transport, and logistics providers. The spike in fuel prices resulting from disruptions in international trade corridors like the Strait of Hormuz directly escalates our exploration expenses. Higher fuel costs inflate the mobilization rates for drilling rigs, increase the costs of field operations, and raise transportation expenses. If these inflationary pressures persist or escalate, our existing cash reserves will be depleted more rapidly than anticipated, forcing us to scale back or delay our exploration objectives. Any of these factors could materially and adversely affect our business, financial condition, results of operations and the economic viability of our projects.

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds from our IPO

On June 25, 2026, our IPO Registration Statement was declared effective by the SEC. There has been no material change in the expected use of the net proceeds from the IPO as disclosed in our IPO Registration Statement and subsequent periodic reports filed with the SEC.

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

We intend to use the net proceeds from the Concurrent Placement for surface exploration and infill drilling, underground exploration and infill drilling and associated underground development, to be carried out in parallel with engineering and technical studies, including potential economic assessments such as an Initial Assessment and Pre-Feasibility Study in accordance with Regulation S-K subpart 1300, as well as for general corporate purposes.

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

Item 5.
Other Information.

Trading Plans

During the quarter ended September 30, 2026, no directors or Section 16 officers adopted, modified, or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

  Item 6.
 Exhibits.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8 filed with the SEC on June 29, 2026)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-8 filed with the SEC on June 29, 2026)

10.1	Investor Rights Agreement with Fresnillo plc, dated July 27, 2026 (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-1 filed with the SEC on July 27, 2026)
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

Sinda Ltd.

Date: November 2, 2026
/s/ Scott Cole
Name: Scott Cole
Title: Interim Chief Financial Officer and Vice President of Finance
(Principal Financial Officer and Principal Accounting Officer)